Form 10QSB
period 1996-06-30
ALLIED BIOTECHNOLOGY INTERNATIONAL INC
filed 1996-11-04
CIK 929818

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________to__________

                       Commission file number 000-28532

                   ALLIED BIOTECHNOLOGY INTERNATIONAL, INC.
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)


NEVADA                                              33-0256166
-------------------------------                     -------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)

17942 Cowan Avenue
Irvine, California                                  92614-6026
----------------------------------------            ----------
(Address of principal executive offices)            (Zip code)


Issuer's telephone number                           (714) 752-6162
                                                    --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X  No   .
                                                                ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1996 there were 13,793,133 shares of common stock outstanding.

Transitional Small business Disclosure Format (check one):   Yes    No X .
                                                                ---   ---

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                                  FORM 10-QSB

                                     INDEX

                                                                        Page No.
                                                                        -------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
     Balance Sheet  June 30,1996 and September 30,1995                      3

     Income Statements for the Quarter ended June 30, 1996 and June 30,
     1995 and for the Nine Months ended June 30, 1996 and June 30, 1995.    5

     Statements of Cash Flows for the Period ended June 30, 1996 and
     June 30, 1995                                                          6

     Notes to the Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            12

PART 2.  OTHER INFORMATION

None

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                                 BALANCE SHEET

                                    ASSETS

                                        June 30, 1996    September 30, 1995
                                        -------------    ------------------
                                         (unaudited)
Current assets
--------------
      Cash                                    12,350               4,981
      Loan receivable                              0              25,244
                                          ----------           ---------
          Total current assets                12,350              30,225
                                          ----------           ---------

Investment  (Note 3)                       2,205,000                   0
                                          ----------           ---------

Furniture and Equipment
-----------------------
Property and Equipment                        77,812              27,167
     Less: Accumulated depreciation          (32,737)            ( 9,154)
                                          ----------           ---------
     Net Furniture and Equipment              45,075              18,013
                                          ----------           ---------

Stock Subscription Receivable                200,000                   0
-----------------------------             ----------           ---------

Other assets
------------
     Real Estate (note 1 (e))                225,000             225,000
     Distribution rights, net of
          amortization  (note 1 (f))       1,200,000           1,425,000
                                          ----------           ---------

          Total Other Assets               1,425,000           1,650,000
                                          ----------           ---------

          Total Asset                      3,887,425           1,698,238
                                          ==========           =========

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                                 BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                              June 30,1996    September 30, 1995
                                              ------------    ------------------
                                               (unaudited)
Current Liabilities
-------------------
      Accounts payable                            96,248           15,264
      Note payable (Note 4)                       21,139           29,000
                                               ---------        ---------
      Total Current Liabilities                  117,387           44,264
                                               ---------        ---------

Long-Term Liabilities
---------------------
      Note payable (Note 4)                       40,000           40,000
                                               ---------        ---------
      Total Liabilities                          157,387           84,264
                                               ---------        ---------

Stockholders' Equity
--------------------
Common Stock
      25,000,000 shares authorized @ $.001
      par value of which 13,793,133 were
      issued and outstanding at June 30,1996
      and 11,885,465 at September 30, 1995.       13,459           11,885
Common stock subscribed                              333                0
Additional paid-in capital                     4,546,317        2,078,224
Accumulated (deficit)                           (830,071)        (476,135)
                                               ---------        ---------

      Total Stockholders' Equity               3,730,038        1,613,974
                                               ---------        ---------

      Total Liabilities and
      Stockholders' Equity                     3,887,425        1,698,238
                                               =========        =========

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                               INCOME STATEMENTS
                                  (unaudited)

                                 For The Quarters Ended        For The Nine Months Ended
                             -----------------------------   -----------------------------
                             June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                             -------------   -------------   -------------   -------------

Revenues                           147,766          54,500         388,443          73,500
Cost of Sales                      109,824           9,837         232,070          16,107
                             -------------   -------------   -------------   -------------
Gross Profit                        37,942          44,663         156,373          57,393
                             -------------   -------------   -------------   -------------

Operating Expenses:
Amortization of
  distribution right.               75,000               0         225,000               0
Depreciation                         7,861           1,006          23,583           3,018
Advertising                          5,207               0           8,826             201
Office staff                        18,108          12,800          28,810          17,975
Stock certificate fees               1,242           1,133           1,790           1,133
Equipment rental                       300               0           2,858               0
Rent                                17,331           5,140          43,979          12,907
Travel and entertain.                1,238           1,027          23,984           4,064
Freight and shipping                 1,376             250           2,535             250
Tax and license                      1,000               0           3,914               0
Professional fees                   19,850           2,600          34,069           9,958
Office expense                       2,341             733          18,785          13,686
Phone and utilities                  6,524             584          11,530             584
Mail and postage                     1,632               0           1,632               0
Printing                             5,074           2,500          16,601           3,749
Marketing meetings                  11,660           3,905          31,933           7,029
Miscellaneous                        2,324           1,020           5,324           9,140
Donations                                0             300             700             300
Bank charges                           298              45             780              45
Property taxes                           0               0           5,872               0
Lab supplies                             0           7,175          10,445           7,175
Interest expense                     1,900               0           7,359               0
                             -------------   -------------   -------------   -------------
Total Expenses                     180,266          40,218         510,309          91,214
                             -------------   -------------   -------------   -------------
Net (Loss)                        (142,324)          4,445        (353,936)        (33,821)
                             =============   =============   =============   =============

Weighted average number
of shares outstanding           12,950,501      10,160,000      12,950,901      10,160,000
                             =============   =============   =============   =============
Net (loss) per share                  (.01)            Nil            (.03)            Nil
                             =============   =============   =============   =============

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        For the Period Ended
                                                        ---------------------
                                                   June 30,1996        June 30,1995
                                                   ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                            (353,936)            (33,821)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
      Amortization and depreciation                     248,583               3,018
      Increase in accounts payable                       80,984              30,980
                                                        -------              ------
NET CASH (USED) BY OPERATING ACTIVITIES                 (24,369)                177
                                                        -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) in property and equipment                   (50,645)                  0
                                                        -------              ------
NET CASH (USED) IN INVESTING ACTIVITIES                 (50,645)                  0
                                                        -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in notes payable-land                               0              40,000
 (Decrease) in notes payable-officer                     (7,861)            (38,158)
 Sale of common stock                                    65,000                   0
 Decrease in loans receivable                            25,244                   0
                                                        -------              ------

NET CASH PROVIDED BY FINANCING ACTIVITIES                82,383               1,842
                                                        -------              ------

NET INCREASE IN CASH                                      7,369               2,019

CASH, BEGINNING OF PERIOD                                 4,981                 681
                                                        -------              ------

CASH, END OF PERIOD                                      12,350               2,700
                                                        =======              ======


                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                       NOTES TO THE FINANCIAL STATEMENT

                                 June 30, 1996

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       ------------------------------------------

This summary of significant accounting policies of ALLIED BIOTECHNOLOGY INTERNATIONAL INC. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

(a)  Organization and Business Nature:
     --------------------------------

     Allied Biotechnology International Inc. was incorporated in the State of Nevada in October, 1984. The Corporation changed its name from Primary Metals Inc. on August 16, 1993 to Allied Biotechnology International Inc. The company intends to develop and manufacture genetically engineered products for the healthcare industry. The Company currently markets immunodiagnostic kits for hospitals and physicians' offices, laboratories and the general public. The company was a development stage company until the September 30, 1995 fiscal year, at which time its planned principal operations have commenced and there has been significant revenue therefrom.

(b)  Depreciation and Amortization:
     ------------------------------

     Depreciation is provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts, and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, are charged to income as incurred.

(c)  Equipment and Furniture:
     ------------------------
     Laboratory and office equipment are depreciated using the straight line method over the following estimated useful lives:
          Laboratory Equipment  5 years
          Office Equipment      5-7 years

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                       NOTES TO THE FINANCIAL STATEMENT
                                 June 30, 1996
                                  (continued)
(d)  Intellectual Property
     ---------------------
     The company acquired technical and marketing rights from De Ferris Laboratories, Inc. for a line of medical diagnostic products developed in exchange for 100,000 shares of common stock. The transaction was valued at $100,000.

     The company also purchased for the sum of $100,000 intellectual property concerning a procedure for cancer imaging and cancer therapy. ( Note 4.)

     The value of the intellectual property costs were expensed in the year of acquisition.

(e)  Real Property
     -------------
     The Company has acquired 180 acres of agricultural property in Bakersfield, California valued at $225,000 in exchange for 450,000 shares of the Company's stock. The property will be used to grow and field test a biopesticide plant extract that has a beneficial effect in protecting commercial crops from soil parasites. The property is expected to be utilized by the summer of 1997.

(f)  Distribution Rights
     -------------------
     The Company has acquired the exclusive distribution rights for healthcare products in Korea in exchange for 500,000 shares of the Company's common stock. The distribution network in Korea currently has average monthly sales of $100,000, and sales of the Company's over the counter products are expected to increase the monthly sales volume.

     The distribution agreement, effective July 1, 1995, is for a period of five years. Management values the distribution rights at $1,500,000 based on the shares trading at $3.00 each. The cost is amortized over five years, the life of the Agreement, on the straight line basis.

(g)  Fiscal Year:
     -----------
     The Company operates on a September 30 fiscal year.

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                       NOTES TO THE FINANCIAL STATEMENT
                                 June 30, 1996
                                  (continued)

(h)  Basis of Operation:
     ------------------
     The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

NOTE 2  STOCKHOLDERS' EQUITY:
        --------------------

     Upon incorporation, 2,500 shares of no par value Common Stock were authorized and 1,750 shares were issued. Effective June 6, 1988, the Company increased the number of shares authorized to 25,000,000, established a par value of $.001 a share, and effected a 3,429 for 1 stock split. All references in the Financial Statements to shares of Common Stock and per-share data reflect the June 6, 1988 changes.

     During fiscal 1993, the company acquired the intellectual property of Recombinant Products International Inc. ("Recombinant"), a California corporation that was developing genetically engineered products for the healthcare industry.

     The stock issuance was agreed upon by the shareholders of the Company and Recombinant without the assignment of any valuation to the Company. All research and development was expensed by Recombinant.

NOTE 3  INVESTMENT:
        ----------

     On October 28, 1995 the Company purchased 49% of the stock of The Laurinburg Group, Inc. Laurinburg owns a 100,000 square foot building on
     5.31 acres of land which was previously operated as Scotland Memorial Hospital. Laurinburg also owns a 66 2/3% interest of Laurinburg Residential Care, LLC, a company formed to operate the new facility, but which is not yet operational.

     The investment is accounted for under the cost method and accordingly only recognizes dividends upon their receipt.

     The Company does not have managerial rights in the investment and the Company's 49% interest does not allow any control over financial or operating policies.

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                       NOTES TO THE FINANCIAL STATEMENT
                                 June 30, 1996
                                  (continued)

     In accordance with the provisions of FASB No. 121, the Company has reviewed the underlying asset held by the Laurinburg Group, Inc. Based on appraisals received by the Laurinburg Group, Inc., for the land and building, the value of the asset on the Laurinburg Group's books is already based on an amount lower than current market. In addition, the Laurinburg Group's option to change the use of the building to a residential retirement facility also provides a future value greater than the carrying cost of the investment held on the Company's books.

NOTE 4  NOTE PAYABLE:
        -------------

     a) A $100,000 promissory note was issued to an officer and stockholder of the Company in exchange for intellectual property regarding the procedure for cancer imaging and cancer therapy. Although the note does not call for specific payments, management expects to fully pay the loan within the next fiscal year.


     b) A $40,000 loan was obtained on March 29, 1995 which was secured by the 180 acres of land. The note provides for monthly interest only payments through to its due date of April 15, 1998 at which time a balloon payment of the principal balance is due. The interest rate on the note is fifteen (15%) percent per annum.

NOTE 5  INCOME TAXES:
        -------------

     At June 30, 1996, the Company has a federal operating loss carry forward of $830,071 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carry forward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The net operating losses will expire at various dates commencing in the year 2000 through 2011.

     The deferred tax asset consists of the future benefit of net operating loss carry forwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

                    ALLIED BIOTECHNOLOGY INTERNATIONAL INC.

                       NOTES TO THE FINANCIAL STATEMENT
                                 June 30, 1996
                                  (continued)


     The following is a summary of deferred taxes:
          Deferred asset                  282,241
          Valuation allowance            (282,241)
                                         ---------
                                                 0
                                         =========



Note 6  Foreign Sales:
        -------------
        Sales by product type are classified under domestic and foreign sales for the period as follows:


                                                 Nine Month Period Ended June 30
                                                 ----------------------------------

Product Type                                          1996             1995
------------------------                              ----             ----
Personal Health Care
     Domestic sales                                 71,448                0
     Foreign sales                                 185,995           15,000
                                                   -------           ------
     Total                                         257,443           15,000
                                                   -------           ------

Laboratory Supplies
     Domestic sales                                  5,000            4,000
     Foreign sales                                 126,000           54,500
                                                   -------           ------
      Total                                        131,000           58,500
                                                   -------           ------

Domestic sales                                      76,448            4,000
Foreign sales                                      311,995           69,500
                                                   -------           ------
     Total sale                                    388,443           73,500
                                                   =======           ======


                   ALLIED BIOTECHNOLOGY INTERNATIONAL, INC.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

Allied Biotechnology International, Inc. is involved in the development of a series of medical and healthcare products. These include a variety of medical laboratory diagnostic assays designed for use by hospitals and medical clinics, and several assays for over-the-counter sales. The Company has also acquired the rights to develop and market a haircare and skincare product line. The Company intends to research and develop genetically engineered biopharmaceuticals, and will also investigate several novel immunological procedures for cancer diagnosis and treatment.

The initial focus of the company will be on the growing overseas markets which need affordable healthcare products. The company will license the sale of its products through distributors who are familiar with the specific regulatory requirements and market conditions within each country.

The Company has signed distribution agreements for the medical diagnostic products in Thailand, Korea, Indonesia, Cambodia, Laos, the Philippines and Latin America. The products are undergoing regulatory review in these countries before they can be approved for sale. Until regulatory approvals are received, the Company will receive minimal sales income from these products.

The Company has also developed a line of personal healthcare products, and has begun distribution of a series of haircare products in the United States and overseas. The company has signed distribution contracts for Korea, Japan, Indonesia, Australia, New Zealand and Hongkong and for various ethnic groups within the U.S. The market for personal healthcare products is extremely competitive and requires a significant commitment of resources for media advertising and follow-up monitoring. Sales of the haircare products have commenced and the Company will implement a vigorous marketing campaign of this product in the U.S. in the near future.

                   ALLIED BIOTECHNOLOGY INTERNATIONAL, INC.

RESULTS OF OPERATIONS.

Revenue derived from sales and license fees for the three months ended June 30, 1996 and June 30, 1995 were $147,766 and $54,500 respectively. For the nine months ended June 30, 1996 and June 30, 1995 revenues were $388,443 and $73,500 respectively, with approximately two-thirds of the revenue from sales of the haircare product line and one-third from sales of medical products and license fees.

The cost of sales for the three months ended June 30, 1996 and June 30, 1995 were $109,824 and $9,837 respectively. For the nine months ended June 30, 1996 and June 30, 1995 cost of sales were $232,070 and $16,107 respectively. Total operating expenses also increased in parallel with sales and was $180,266 for the three months ended June 30, 1996 as compared to $40,218 for the three months ended June 30, 1995.

This resulted in a net loss of $142,324 or $0.01 per share for the third quarter. The total accumulated deficit since the company's inception is $830,071 and will continue to increase as the Company's expands its research and development program and manufacturing capacity. The Company will also expend substantial funds towards the marketing program.

To accommodate the need for additional manufacturing and office space, the Company has recently relocated to larger facilities and will incur substantial buildout costs, and equipment and materials costs. There will also be increased costs associated with increased management and production personnel. Although the Company expects that revenues derived from existing contract sales will be sufficient to fund these expenses there is no assurance that sales will continue to increase at the same rate as formerly, or that payments will be received in a timely manner. The current lack of cash reserves and asset liquidity could seriously inhibit the operations of the Company. The Company is therefore actively seeking to increase its cash reserves through loans or equity financing so that any shortfall in receipt of sales revenue will not have a disruptive effect upon its operations. During the third quarter the Company realized $ 65,000 from the sale of restricted securities with an additional payment of $200,000 due by the end of July, 1996. Additional capital will be required in the immediate future to fund the planned growth of the Company.

The Company expects that an additional $1,000,000 will be required to complete Phase 1 of its business plan which is the manufacture of medical diagnostic products. A further

                   ALLIED BIOTECHNOLOGY INTERNATIONAL, INC.


$5,000,000 will be required to initiate Phase 2 of the business plan which is the development and manufacture of genetically engineered products. The Company is currently seeking capital to complete Phase 1 and to initiate Phase 2 of its business plan. There can be no assurance that these funds will be available in the desired time frame, or on terms favorable to the company. If adequate funds are not available, the Company's planned growth and ongoing operations may be seriously impaired or delayed.



SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ALLIED BIOTECHNOLOGY INTERNATIONAL, INC.
                                         (Registrant)



Date:  23 October 1996     /s/ HENRY J.SMITH
                           -------------------------------------
                           Henry J. Smith:  President and C.E.O.